Form 10-K
period 2010-12-31
PLASTER CASTER INC.
filed 2011-04-15
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number:

Plaster Caster Inc.

.

(Name of small business issuer in its charter)

Michigan

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

No.)

1000Country Club Ann Arbor MI 48105

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (734) 719-0867

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 1, 2010.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:500,000  as of March  1, 2011.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Business Development

Plaster Caster Inc. (“The Company”) was incorporated in the State of Michigan on April 19, 2007. The Company’s fiscal year end is December 31.  We were inactive with no business operations of any kind until May 1, 2010 when we began implementing our plan of operations to develop a website related to private aviation.  The Company has never been in bankruptcy or receivership.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated March  12, 2011 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the   Audited Financial Statements - Auditors Report".

Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

Business

The Company has a plan of operations to engage in the business of Internet publishing in specifically in the area of private aviation.  We have recently opened our website: www.bidforjets.com which is our principal product. Our method of distribution is the Internet.

Our business activities have consisted of forming our corporation, opening a bank account, seeking a new President and sole director, developing a preliminary website, researching our intended area of private aviation by our new management, preparing financial statements, securing and auditor and having those financing statements audited, and preparing and submitting our registration statement.

Specifically, our website currently is a collection of news feeds and videos related to private aviation.  We have gathered these feeds from publicly available places on the Internet. We intend to build out our website to have additional features for our projected audience.

We expect to offer the following: a directory of private aviation companies that provide charter flights, a directory of fractional ownership programs, safety information on various companies and specific planes, videos related to private aviation, a newswire covering private aviation, and a description of the various types of planes available for rental, charter, or fractional ownership.

We also anticipate having user reviews written by our visitors. Consumers can review various aspects of their private aviation experience raging from a specific type of airline, an airport, a pilot or crew member, or any other element of their trip.

We believe that we will require these additional features to make our website a viable and sustainable business that is capable of generating revenues.

We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database for noncommercial aviation. We have no plans to offer information or services for private air travel outside of the United States.

Our business model is being built on generating multiple revenue streams from a variety of industry participants interested in marketing their services to our anticipated consumer audience. We anticipate generating our initial revenues primarily from advertising fees from corporations in the private aviation industry. We expect that we will be able to charge fees for placement in our directories. We anticipate that we will be able to charge fees for banners and links on our home page or other pages on our site that have visitors. We project that we will be able to charge fees for premium listings that are in bold fonts or in a special color or that appear at the top of a category. We anticipate that we will be able to charge fees for various promotional videos on our website.

These fees may be based on a rate that is tied to a specific period of time such as a week, a month, or a year. These fees may able be tied to the number of viewers we are able to deliver to the advertiser’s message.  The type of fee structure will be determined by our available advertising inventory on the site and an advertiser’s needs and budget.

We also intend to generate revenues from advertising from companies interested in reaching our projected audience of high net worth individuals. We believe that the consumers of private aviation services tend be more affluent than other travel consumers. Our belief is based on the cost of private air travel compared to commercial airline. Private air travel is significantly more expensive than commercial airlines ticket prices. We intend to also target companies that sell luxury items in general as potential advertisers for our site.

We intend to market our site through several online and offline channels. We have a Twitter page and a Facebook page which will be used to make consumers aware of our website. We will continue to market our site on other various Internet outlets. We intend to also use search engine optimization to achieve favorable placements on major search engines. We plan to hire a search engine agency to assist us with the search engine placement efforts. We also hope to purchase display advertising in executive airports around the country to build awareness for our site to our targeted customers.

We believe that our feature set and aggressive social marketing will allow us to grow our business.

We believe that our potential customers can be identified in the normal course of business. We expect to research private aviation companies and companies serving this private aviation market to locate contact information for potential advertisers. We expect to visit websites offering private air travel or similar services to determine current advertisers in our industry.

We will require additional funds to complete the development of our website and to commence the marketing of it to our intended customers.  We expect that these goals can be accomplished over the next twelve months with sufficient funding. If we are unable to secure additional funds, we will not be able to develop our site beyond the current format and content.

Research and Development

The company has not spent any money on research and development and has no plans to do so.

Environmental Laws

We do not used hazardous substances in our operations and have not incurred, and do not expect to incur, material costs associated with compliance with environmental laws at the federal, state and local levels.

Employees

We presently employ one part time employee, JD Klamka. Mr. Klamka is employed in a full time inside sales position offering telecommunications services to business located in New

England. Mr. Klamka devotes approximately five hours per week to Plaster Caster Inc. Mr. Klamka has no other business activities outside of his sales position and Plaster Caster Inc. at this time.

Patents

The company holds no patents for its products.

Government Regulation

Government approval is not necessary for the Company’s business and government regulations have a negligible effect on its business.

Competition

There are few if any barriers to entry into Internet publishing.  Competition is intense in our industry. The company competes with other websites that are dedicated to private aviation.  Our business is highly competitive. We also compete with traditional print magazines catering to private aviation. All of our competitors are more experienced and have greater financial resources than Plaster Caster Inc.  Plaster Caster Inc. has no generated no revenue and has limited assets and experience

RISKS THAT MAY AFFECT FUTURE RESULTS

We are subject to various risks which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

There is substantial uncertainty about our ability to continue our operations as a going concern.

In their audit report dated March  12, 2011, our auditors expressed an opinion that substantial doubt exists as to whether or not we can continue as an ongoing business. Because our shareholder may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 18 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the "Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

We require at least $35,000 in financing to execute our business plan which we do not have.  If we are unable to secure these funds, we will cease operations.

Our lack of an operating history gives no assurance that our future operation will result in any revenue, which could result in the suspension of our operations.

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

If we do not make a profit, we will have to cease or suspend operations.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We require additional funds to operate in accordance with our business plan if we are unable to raise them, we will likely suspend operations.

We do not presently have adequate cash from operations or financing activities to meet our immediate or long-term needs. We may not be able to obtain additional funds that we may require. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property or resulting products.

If Barton PK, LLC does not provide us with capital, we will cease operations.

We rely on funding from our sole shareholder, Barton PK,LLC and expect to continue to do so. There can be no assurance that Barton PK, LLC can or will supply us with some or all of the funds needed to complete our business plan.  We do not have a commitment verbal or written from Barton PK,LLC to provide us with additional funding at this time. The failure to secure additional financing from Barton PK, LLC will cause us to cease operations. Barton PK, LLC currently provides us with our server space that hosts our website and office space at no charge. Barton PK, LLC has also provided$1,500 the payment to our auditors for their fees related to the filing of this registration statement. This loan is a current liability of the company. It does not accure interest and is unsecured and payable thirty-six months from the date the funds were advanced. We have no ability to pay this loan back at this time nor can there be any assurance that we will be able to do so on the due date.

We may not be able to access third party technology upon which we depend which could limit or curtail our business.

We use and will continue to require technology and software products from third parties, Our present website is hosted without charge on a server leased by our shareholder, Barton PK, LLC. We do not have any contracts for any hosting services or website development and maintenance which we will need. We have no agreement with Barton PK, LLC for continued hosting of our site.   Technology may not continue to be available to us on commercially reasonable terms, or at all. Our business will suffer if we are unable to access this technology, to gain access to additional products or to build out our existing site.  This could cause delays in our development and introduction of new  features or enhancements of our existing website until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our business could be materially adversely affected.

There is a high degree of risk that our website will not turn out to be commercially viable.

A website such as ours involves a high degree of risk that will not attract a sufficient number of consumers to become commercially viable. The costs building and marketing our website is uncertain.  We cannot insure that we will develop a website that has the features that will be popular with the number of consumers necessary to attract paying advertisers.

We are highly dependent on JD Klamka, our President and CEO. The loss of Mr. Klamka, whose knowledge, leadership, and technical expertise upon which we rely, would harm our ability to execute our business plan.

We are largely dependent on JD Klamka, our President and CEO, for all aspects of our company.  Our ability to successfully develop and market our website may be at risk from an unanticipated accident, injury, illness, incapacitation, or death of Mr. Klamka. Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success in the future may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Our sole officer and director only works for our company on a part time basis.  There is no assurance our management will have sufficient time to implement our business plan successfully.

JD Klamka is only able to devote 5 hours per week to our business. He is currently employed on a full time basis in business communication sales with a privately held company.  There is no assurance that he will have sufficient time to successfully implement our business plan. If Mr. Klamka is unable to devote sufficient time to our company, we will cease operations.

Our management has no experience in the Internet travel or private jet industry, which may affect our ability to operate successfully.

Our management has no prior experience in either Internet travel or any aspect of private aviation.  This lack of experience may affect our ability to operate successfully and compete with our competitors.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements. Our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

We will rely on outside service providers such as writers and web developers that may not be available to us.

We intended to hire freelance writers and web developers to develop our website.  There is no assurance that we can locate any of these service providers and if we are able to that we will be able to hire them on a price and terms acceptable to us. In the event we are unable to hire any of these service providers, we may be forced to suspend or limit our operations.

Risks Relating to Our Common Stock

There is currently no market for our common stock and one may never develop.  Therefore, investor’s holdings in our common stock may be illiquid.

While we do intend to file a Form 211 through a market maker to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.  If a market never develops for our common stock, it may be difficult or even impossible for investors to sell their common stock.

Our shareholder, Barton PK, LLC, owns a substantial amount of our stock and will be in a position to control all aspects of our company.

Accordingly, this shareholder, Barton PK, LLC  will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

Peter C. Klamka, our former President and sole director, has dispositive power over all shares held by Barton PK, LLC. JD Klamka is a non-voting member of Barton PK, LLC with a 1%, non-voting  membership interest.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our common stock is considered a penny stock which may be subject to restrictions on marketability so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

EMPLOYEES

As of December 31, 2010, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices at 1000 Country Club Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company intends to have a sponsoring market maker file a Form 211 with the NASDAQS Stock Market for a quotation on the over-the-counter bulletin board. There can be no assurance that the Company’s securities will be quoted on the bulletin board or any other quotation medium.

DIVIDENDS

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when the Company develops a market for its common stock, it will be a  "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting,  disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.  Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.  Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.  Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.  The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

SALES OF UNREGISTERED SECURITIES

On April 20, 2007, 500,000 shares of restricted common stock were issued to Barton PK, LLC, pursuant to Section 4(2) of the Securities Act of 1933 for $70.00.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to fully establish our proposed websites and our ability to conduct business with Palm, Inc. and be successful in selling products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2010 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2010.

Results of Operations

For the Years Ended December 31, 2010 and December 31, 2009

There was no revenue for the year ended December 31, 2010 or December 31, 2009 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2010 was $1,532 and $0 for the year ended December 31, 2009.

Interest expense and financing costs for the years ended December 31, 2010  and December 31, 2009 was $0

LIQUIDITY AND CAPITAL RESOURCES

We have incurred net losses since our inception of $1,532. In order for us to continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7. FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.     CONTROLS AND PROCEDURES.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2010), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our President concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our President also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that there were no changes.  As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

We acknowledge that the failure to perform management’s assessment adversely affects the company’s and its shareholders ability to avail themselves of rules and forms that are predicated on the current or timely filing of Exchange Act reports

However, managements failure to provide its internal controls report in a timely manner rendered the filing as materially deficient. A materially deficient report precludes a company from using Registration Statements S-3, S-8 and causes the loss of availability of 144.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name

Age

   Position

JD Klamka

27

 CEO/Pres/Director

JD Klamka. Mr. Klamka has been the sole officer and director since May 2010. Since graduating from college, he has been employed as a freelance Internet marker, a salesman for a medical devices company and independent entertainment ventures.  He is currently employed as an inside sales person selling telecommunications services to businesses located in New England. This position consumes approximately 40 hours per week. He has a degree in communications from Wayne State University.

B. Significant employees. None

C. Family relationships. JD Klamka is the brother of Peter Klamka, the founder of Plaster Caster Inc.

D. There are no events that occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the registrant·

No petition has been filed under Federal bankruptcy laws or any state insolvency law.·

The registrant has not been convicted in a criminal proceeding and is not named subject of a pending criminal proceeding

Such registrant was not the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

Engaging in any type of business practice; or

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

·Such registrant was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

 Such registrant was not found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

Such registrant was not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Such registrant was not the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

Any Federal or State securities or commodities law or regulation; or

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Such registrant was not the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

E.

The Board of Directors acts as the Audit Committee, and the Board has no separate committees.

Peter C. Klamka, the brother of JD Klamka, is considered a founder or promoter of Plaster Caster Inc. as defined in Rule 405 under the Securities Act of 1933. He has no operational role in the company and did not receive any direct compensation for acting as a founder. He owns no shares individually.  Mr. Klamka has never been involved in a bankruptcy or receivership of any corporation.  Peter C. Klamka has never been convicted in a criminal proceeding nor is he the named subject of a criminal proceeding.  He has never been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ii. Engaging in any type of business practice; or iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

i. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of the date of this report, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Ownership
Barton PK, LLC (2)	500,000	100%
All Directors, Officers and Principal Stockholders as a Group	500,000	98%

1.)	The address of each shareholder is care of Solar Acquisition Corp at 215 Dino Drive, Ann Arbor, MI 48103 unless otherwise stated.
2.)	Peter C. Klamka is the managing member of Barton PK, LLC. He is the brother of JD Klamka, our sole officer and director. .

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

None

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None

EQUITY COMPENSATION PLANS

None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits to this Form 10-K:

3.1

Articles of incorporation dated

3.2

By-Laws(1)

31.1

Certification

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2010, our principal accountants have billed approximately $1,500 (2010- $1,500) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

There were no fees billed during this fiscal period for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plaster Caster Inc.

Dated:

 April 15, 2011

s/s J.D Klamka

J.D Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

April 15, 2011

Secretary and

Chief Executive Officer

/s/ J.D KLAMKA

(Principal Executive

----------------------------

and Accounting Officer)

J.D KLAMKA

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@cpa-ezxl.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Plaster Caster, Inc.

I have audited the balance sheets of Plaster Caster, Inc. as of December 31, 2010 and 2009 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and the period April 19, 2007 (date of inception) through December 31, 2010.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Plaster Caster, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period April 19, 2007 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

March 12, 2011.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2010	2009

ASSETS

CURRENT
Cash	$ 18	$ -
Subscription receivable	-	-

TOTAL ASSETS	$ 18	$ -

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Due to shareholder	$ 1,550	$ -

TOTAL LIABILITIES	1,550	-

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 500,000(December 31, 2009 - 500,000)	500	500

Accumulated deficit during development stage	(2,032)	(500)

TOTAL STOCKHOLDER EQUITY	(1,532)	-

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 18	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION(APRIL 19, 2007) TO DECEMBER 31, 2010

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - April 19, 2007	-	-	-	-

Issuance of shares for expenses	1	1	-	1

Net loss - December 31, 2007	-	-	(1)	(1)

Balance - December 31, 2007	1	1	(1)	(1)

Issuance of shares for expenses	499,999	499

Net loss - December 31, 2008	-	-	(499)	(499)

Balance - December 31, 2008	500,000	500	(500)	(500)

Net loss - December 31, 2009	-	-	-	-

Balance - December 31, 2009	500,000	500	(500)	(500)

Net loss - December 31, 2010	-	-	(1,532)	(1,532)

Balance - December 31, 2010	500,000	$ 500	$ (2,032)	$ (2,032)

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM
			INCEPTION
	YEAR ENDED		APRIL 19, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2010	2009	2010

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	1,532	-	2,032

Total Expenses	1,532	-	2,032

NET INCOME(LOSS)	$ (1,532)	$ -	$ (2,032)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	500,000	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			FROM
			INCEPTION
	YEAR ENDED		APRIL 19, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,532)	$ -	$ (2,032)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	500
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	(1,532)	-	(1,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	1,550	-	1,550
Issuance of common stock	-	-	-

Net cash provided by financing activities	1,550	-	1,550

INCREASE (DECREASE) IN CASH	18	-	18

CASH, Beginning of year	-	-	-

CASH, End of year	$ 18	$ -	$ 18

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

PLASTER CASTER INC. (the “Company”) was organized in the State of Michigan on April 19, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  These interim financial statements include all of the necessary adjustments to make them not misleading.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net income(loss) is equal to comprehensive loss in all periods.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the three months ended March 31, 2010.

As of December 31, 2010 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 2 – Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”).  “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of December 31, 2010 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$          1,532

                   Equity instruments issued for compensation

            500

             Total deferred tax assets

            2,032

                   Less valuation allowance

         (2,032)

$          --====

Note 3 – Capital Stock Transactions:

Since inception the Company has issued a total of 500,000 shares of common stock for services and expenses for a value equivalent to $500.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2010

Note 4 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Effective January 1, 2010, the Company adopted an accounting standard update regarding accounting for transfers of financial assets. As codified under Accounting Standards Codification, or ASC, 860, this update prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, the update amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. Since the update is effective for transfer of financial assets occurring on or after January 1, 2010 and the Company has not had any such transactions subsequent to January 1, 2010 to date, the adoption of this update did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted an accounting standard update regarding fair value measures. As codified under ASC 820, this update requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.