Form 10-Q
period 2011-03-31
PLASTER CASTER INC.
filed 2011-05-16
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

Plaster Caster Inc

(Exact name of small business issuer as specified in its charter)

Michigan      26-3965422

----------------    ----------------------------      ----------------

(State or other     (Primary Standard Industrial      (I.R.S. Employer

jurisdiction of      Classification Code Number)       Identification

incorporation                                           Code Number)

         or organization)

1000 Country Club

Ann Arbor, MI 48103

(734) 719-0867

 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No x

The number of shares of Common Stock, outstanding on was 500,000 shares as of March 13,2011.

Transitional Small Business Disclosure Format (check one): Yes       No ~~x~~

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited);
Statements of Ope ra tions for the three months March 31, 2011 and December 31, 2010
Statement of Stockholders’ Deficit from Inception (April 19, 2007) March 31, 2011 (unaudited);
Statements of Cash Flows for the three months ended March 31, 2011 , and for the Period from Inception (April 19, 2007) to March 31, 2011 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31, 2011  are not necessarily indicative of the results that can be expected for the full year.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 18	$ 18
Subscription receivable	-	-

TOTAL ASSETS	$ 18	$ 18

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Due to shareholder	$ 3,050	$ 1,550

TOTAL LIABILITIES	3,050	1,550

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 500,000(December 31, 2010 - 500,000)	500	500

RETAINED EARNINGS(DEFICIT) DURING DEVELOPMENT STAGE	(3,532)	(500)

TOTAL STOCKHOLDER EQUITY	(3,032)	-

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 18	$ 1,550

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
			FROM
			INCEPTION
	THREE MONTHS ENDED		APRIL 19, 2007
	MARCH 31,		TO MARCH 31,
	2011	2010	2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	1,500	-	3,532

Total Expenses	1,500	-	3,532

NET INCOME(LOSS)	$ (1,500)	$ -	$ (3,532)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	500,000	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)			FROM
			INCEPTION
	THREE MONTHS ENDED		APRIL 19, 2007
	MARCH 31,		TO MARCH 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (1,500)	$ -	$ (3,532)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	500
Changes in operating assets and liabilities:
Subscription receivable	-	-	-

Net cash used in operating activities	(1,500)	-	(3,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	1,500	-	1,550
Issuance of common stock	-	-	-

Net cash provided by financing activities	1,500	-	1,550

INCREASE (DECREASE) IN CASH	-	-	(1,482)

CASH, Beginning of period	-	-	-

CASH, End of period	$ -	$ -	$ (1,482)

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2011

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  In the opinion of management these interim financial statements include all of the necessary adjustments to make them not misleading.

Cash and Cash Equivalents :

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

Notes to Interim Financial Statements

March 31, 2011

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net income(loss) is equal to comprehensive loss in all periods.

Foreign Exchange Translation:

The accounts of the Company are accounted for in accordance with the Statement of Financial Accounting Statements No. 52 (“SFAS 52”), “Foreign Currency Translation”.  The financial statements of the Company are translated into US dollars as follows:  assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rate.

Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of the Company are re-measured at year-end exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts are re-measured at historical rates.  Adjustments which result from the re-measurement of the assets and liabilities of the Company are included in net income.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the three months ended March 31, 2011.

As of March 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2011

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components  of  the  Company's  deferred  tax liabilities and assets as of March 31, 2011 are as follows:

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

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2011

Note 4 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through March 31, 2011.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

increased competitive pressures from existing competitors and new entrants;

our ability to raise adequate working capital;

deterioration in general or regional economic conditions;

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

loss of customers or sales weakness;

inability to achieve sales levels or other operating results;

the unavailability of funds for capital expenditures; and

operational inefficiencies.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operations” in this document.

Item 2. Plan of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

Background Overview

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

Since our inception through March 31, 2011, we have not generated any revenues and have incurred a net loss of $2,032. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Plan of Operation

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

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 201 1 ; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

We lack an operating history. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our website, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our business may never operate at a profit.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of advertising on our website, or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

If we do not raise additional funds, we not be able to operate our business and will have to stop development of  our business plan.

We may not be able to obtain additional funds that we will require. We do not presently have adequate cash from operations or financing activities to meet our short term or long-term needs. If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements.  If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, publishing, or sales and marketing programs.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you. We may also attempt to obtain funds through arrangement with corporate partners or others. Those types of arrangements may require us to relinquish certain rights to our intellectual property.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March  31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Use of Proceeds From Sales of Registered Securities

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

Exhibits

Incorporated by reference

Exhibit

number

Exhibit description

Filed

herewith

Form

1

31

Certification pursuant to Section 302 of the Sarbanes-Oxley Act

X

32

Certification pursuant to Section 906 of the Sarbanes-Oxley Act

X

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plaster Caster Inv

By:/s/ J.D Klamka

J.D  Klamka, President,

Chief Executive Officer

Chief Financial Officer

Date: May 16, 2011