Form 10-Q
period 2011-06-30
PLASTER CASTER INC.
filed 2011-08-15
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, outstanding on was500,000 shares as of August 8, 2011.

Transitional Small Business Disclosure Format (check one): Yes       No x

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of June30, 2011 (unaudited) and December 31, 2010 (audited);
Statement of Stockholders Deficit from December 31, 2008 to June 30, 2011(unaudited)
Statement of Operations for the three months and six months ended June 30,2011 and 2010 and from inception April 19, 2007 to June 30, 2011 (unaudited);
Statements of Cash Flows for the six months ended June 30, 2011 and 2010 , and for the Period from Inception (April 19, 2007) to June, 2011 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011  are not necessarily indicative of the results that can be expected for the full year.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 18	$ 18
Subscription receivable	-	-

TOTAL ASSETS	$ 18	$ 18

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accrued expenses	$ 2,100
Due to shareholder	1,550	$ 1,550

TOTAL LIABILITIES	3,650	1,550

STOCKHOLDER EQUITY

Commons shares, no par value, authorized - 1,000,000
- issued and outstanding - 500,000(December 31, 2010 - 500,000)	500	500

RETAINED EARNINGS(DEFICIT)	(4,132)	(2,032)

TOTAL STOCKHOLDER EQUITY	(3,632)	(1,532)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 18	$ 18

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2008 TO JUNE 30, 2011
(UNAUDITED)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2008	500,000	$ 500	$ (500)	$ -

Net loss - December 31, 2009	-	-	-	-

Balance - December 31, 2009	500,000	500	(500)	-

Net loss - Decenber 31, 2010	-	-	(1,532)	(1,532)

Balance - December 31, 2010	500,000	500	(2,032)	(1,532)

Net income(loss) - June 30, 2011	-	-	(2,100)	(2,100)

Balance - June 30, 2011	500,000	$ 500	$ (4,132)	$ (3,632)

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		APRIL 19, 2007
	JUNE 30,		JUNE 30,		TO JUNE 30,
	2011	2010	2011	2010	2011

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	2,100	-	2,100	-	4,132

Total Expenses	2,100	-	2,100	-	4,132

NET INCOME(LOSS)	$ (2,100)	$ -	$ (2,100)	$ -	$ (4,132)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	500,000	500,000	500,000	500,000

NET INCOME(LOSS) PER SHARE	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)			FROM
			INCEPTION
	SIX MONTHS ENDED		APRIL 19, 2007
	JUNE 30,		TO JUNE 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (2,100)	$ -	$ (4,132)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	500
Changes in operating assets and liabilities:
Accrued expenses	2,100	-	2,100

Net cash used in operating activities	-	-	(1,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from an officer	-	-	1,550
Issuance of common stock	-	-	-

Net cash provided by financing activities	-	-	1,550

INCREASE (DECREASE) IN CASH	-	-	18

CASH, Beginning of period	18	-	-

CASH, End of period	$ 18	$ -	$ 18

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

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

June 30, 2011

(Unaudited)

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the six months ended June 30, 2011.

As of June 30, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes

Deferred tax assets:

Federal and state net operating loss

$  3,632

Equity instruments issued for compensation

       500

Total Deferred Tax Assets

    4,132

Less: Valuation allowance

   (4,132)

$      -

  ======

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2011

(Unaudited)

Note 3 – Capital Stock Transactions:

Since inception the Company has issued a total of 500,000 shares of common stock for services and expenses for a value equivalent to $500.

Note 4 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

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

Since our inception through June  30, 2011, we have not generated any revenues and have incurred a net loss of $4,132. Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated March 12, 2011; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaster Caster Inc.

By:/s/ J.D Klamka

J.D  Klamka, President,

Chief Executive Officer

Chief Financial Officer

Date: August 8, 2011

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, JD Klamka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Plaster Caster Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated:  August 8, 2011

/s/ JD Klamka

JD Klamka

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Plaster Caster Inc. (the "Registrant") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, JD Klamka, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  August 8, 2011

/s/ JD Klamka

JD Klamka

Chief Executive Officer

(Principal Executive Officer)