Form 10-Q/A
period 2011-09-30
PLASTER CASTER INC.
filed 2011-11-21
CIK 1498286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Plaster Caster Inc.

Date: November 21, 2011	By:	/s/ JD Klamka
JD Klamka, President,
Chief Executive Officer Chief Financial Officer