Form 10-Q
period 2012-03-31
PLASTER CASTER INC.
filed 2012-05-09
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54155

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No

The number of shares of Common Stock, outstanding on was 669,850 shares as of May 3, 2012

Transitional Small Business Disclosure Format (check one): Yes  x No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited);
Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 and from Inception (April 19, 2007) to March 31, 2012.
Statement of Stockholders’ Deficit from Inception (April 19, 2007) through March 31, 2012 (unaudited);
Statements of Cash Flows for the three months ended March 31, 2012, and for the Period from Inception (April 19, 2007) to March 31, 2012 (unaudited);
Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim periods ended March 31, 2012    are not necessarily indicative of the results that can be expected for the full year.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT
Cash	$ 1,133	$ 9,641
Subscription receivable	-	-
	1,133	9,641
FIXED - AT COST
Computer equipment	1,167	1,167
Less: Accumulated depreciation	(77)	(19)
	1,090	1,148

TOTAL ASSETS	$ 2,223	$ 10,789

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 2,400	$ 2,800
Due to shareholder	950	950
TOTAL LIABILITIES	3,350	3,750

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 5,000,000
- issued and outstanding - 669,850 (December 31, 2011 - 669,850)	17,485	17,485

Deficit accumulated during development stage	(18,612)	(10,446)
TOTAL STOCKHOLDER EQUITY	(1,127)	7,039

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 2,223	$ 10,789

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)
			FROM
			INCEPTION
	THREE MONTHS ENDED		APRIL 19, 2007
	MARCH 31,		TO MARCH 31,
	2012	2011	2012

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	8,166	-	18,612

Total Expenses	8,166	-	18,612

NET INCOME(LOSS)	$ (8,166)	$ -	$ (18,612)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	570,267	500,000

NET INCOME(LOSS) PER SHARE	$ (0.01)	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2009 TO MARCH 31, 2012
(Unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	-	$ -	$ -	$ -

Common shares issued for cash	500,000	500	-	500

Net loss - December 31, 2010	-	-	(2,032)	(2,032)

Balance - December 31, 2010	500,000	500	(2,032)	(1,532)

Common shares issued for cash	169,850	16,985	-	16,985

Net loss - December 31, 2011	-	-	(8,414)	(8,414)

Balance - December 31, 2011	669,850	17,485	(10,446)	7,039

Net loss - March 31, 2012	-	-	(8,166)	(8,166)

Balance - March 31, 2012	669,850	$ 17,485	$ (18,612)	$ (1,127)

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)			FROM
			INCEPTION
	THREE MONTHS ENDED		APRIL 19, 2007
	MARCH 31,		TO MARCH 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (8,166)	$ -	$ (18,612)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	500
Depreciation	58		77
Changes in operating assets and liabilities:
Accounts payable	(400)	-	2,400
Net cash used in operating activities	(8,508)	-	(15,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to)from an officer	-	-	950
Issuance of common stock	-	-	16,985
Net cash provided by financing activities	-	-	17,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	-	(1,167)
Net cash used in investing activities	-	-	(1,167)

INCREASE (DECREASE) IN CASH	(8,508)	-	1,133

CASH, Beginning	9,641	-	-

CASH, End of year	$ 1,133	$ -	$ 1,133
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2012

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

PLASTER CASTER INC. (the “Company”) was organized in the State of Michigan on April 19, 2007.  The Company’s primary business activity is to acquire or commence a commercially viable operation

The Company’s fiscal year end is December 31.

Basis of Presentation – Development Stage Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification No. 915 “Development Stage Entities”(“ASC 915”).  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these interim financial statements include all items that are necessary in order to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Computer Equipment:

Computer equipment is recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net income(loss) is equal to comprehensive loss in all periods.

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the three months ended March 31, 2012.

As of March 31, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of March 31, 2012 has had no significant operations.  As of March 31, 2012, the Company has not emerged from the development stage.   In  view of  these  matters,  the  Company’s  ability  to  continue  as  a  going concern  is dependent  upon the Company’s ability to commence a commercially viable operation and  to achieve  a  level  of  profitability.   The  Company  intends  on  financing its  future  development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that  funds provided by operations  are  sufficient  to fund  working capital  requirements.   The financial

statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Federal Income Taxes:

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”), which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of  the  Company's  deferred  tax liabilities and assets as of December 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$          18,112

                   Equity instruments issued for compensation                 500

             Total deferred tax assets

            18,612

                   Less valuation allowance

         (18,612)

$          --====

Note 4 – Related Party Transaction:

The majority shareholder has advanced money, as necessary, for the purposes of operating cash flows.  The advances have not been formalized by notes, but are considered payable on demand.  There are no repayment terms or interest rates.  Amounts due as of March 31, 2012 are $950.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company has little need for office space, therefore, does not own or lease property or lease office space.  The  office  space  used  by  the  Company  was  arranged  by  the  founder  of  the Company to use at no charge.  Management will assess the valuation of the utilized space at such time that the activities and utilization of the facilities become material.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 5 – Capital Stock Transactions:

Since inception the Company has issued a total of 500,000 shares of common stock for services and expenses for a value equivalent to $500.

In November 2011 the Company issued an additional 169,850 shares of common stock for a cash consideration of $16,985.

Note 6 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.” which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and

International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

Since our inception through March 31, 2012, we have not generated any revenues and have incurred a net loss of $18,612.  Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated January 11 2012; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the  Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2011 the Company issued an additional 169,850 shares of common stock for a cash consideration of $16,985.

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

Date: May 8, 2012