Form 10-Q
period 2012-06-30
PLASTER CASTER INC.
filed 2012-08-10
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2012

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

The number of shares of Common Stock, outstanding on was 678,000 shares as of July 31, 2012

Transitional Small Business Disclosure Format (check one): Yes  X   No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements included in this Form 10-Q are as follows:
Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited);
Statements of Operations for the six months June 30, 2012 and 2011, and From Inception(April 19, 2007 to June 30, 2012
Statement of Stockholders’ Deficit from Inception (April 19, 2007) June 30, 2012 (unaudited);
Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the Period from Inception (April 19, 2007) to June 30, 2012 (unaudited);
Notes to Interim Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash	$ 49	$ 9,641
Subscription receivable	-	-
	49	9,641
FIXED - AT COST
Computer equipment	1,167	1,167
Less: Accumulated depreciation	(135)	(19)
	1,032	1,148

TOTAL ASSETS	$ 1,081	$ 10,789

LIABILITIES AND STOCKHOLDER EQUITY
LIABILITIES
Accounts payable	$ 2,750	$ 2,800
Due to shareholder	300	950

TOTAL LIABILITIES	3,050	3,750

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 5,000,000
- issued and outstanding -681,850 (December 31, 2011 - 669,850)	18,685	17,485

RETAINED EARNINGS(DEFICIT)	(20,654)	(10,446)

TOTAL STOCKHOLDER EQUITY	(1,969)	7,039

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 1,081	$ 10,789

The accompanying notes are an integral part of these financial statements

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
					FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		APRIL 19, 2007
	JUNE 30,		JUNE 30,		TO JUNE 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	2,042	2,100	10,208	2,100	20,654

Total Expenses	2,042	2,100	10,208	2,100	20,654

NET INCOME(LOSS)	$ (2,042)	$ (2,100)	$ (10,208)	$ (2,100)	$ (20,654)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	670,048	500,000	669,949	500,000

NET INCOME(LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

The accompanying notes are an integral part of these financial statements

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER EQUITY
FROM DECEMBER 31, 2009 TO JUNE 30, 2012
(Unaudited)

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	-	$ -	$ -	$ -

Common shares issued for cash	500,000	500	-	500

Net loss - December 31, 2010	-	-	(2,032)	(2,032)

Balance - December 31, 2010	500,000	500	(2,032)	(1,532)

Common shares issued for cash	169,850	16,985	-	16,985

Net loss - December 31, 2011	-	-	(8,414)	(8,414)

Balance - December 31, 2011	669,850	17,485	(10,446)	7,039

Common shares issued for cash	12,000	1,200	-	1,200

Net loss - June 30, 2012	-	-	(10,208)	(10,208)

Balance - June 30, 2012	681,850	$ 18,685	$ (20,654)	$ (1,969)

The accompanying notes are an integral part of these financial statements

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)			FROM
			INCEPTION
	SIX MONTHS ENDED		APRIL 19, 2007
	JUNE 30,		JUNE 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (10,208)	$ (2,100)	$ (20,654)
Adjustment to reconcile net loss to net cash
used in operating activities:	-	-	-
Issuance of common stock for services and expenses	-	-	500
Depreciation	116	-	135
Changes in operating assets and liabilities:
Accrued expenses	-	2,100	-
Accounts payable	(50)	-	2,750
Net cash used in operating activities	(10,142)	-	(17,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to)from an officer	(650)	-	300
Issuance of common stock	1,200	-	18,185
Net cash provided by financing activities	550	-	18,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	-	(1,167)
Net cash used in investing activities	-	-	(1,167)

INCREASE (DECREASE) IN CASH	(9,592)	-	49

CASH, Beginning of year	9,641	18	-

CASH, End of year	$ 49	$ 18	$ 49

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2012

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

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the six months ended June 30, 2012.

As of June 30, 2012 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of June 30, 2012 Plaster Caster, Inc. has had no significant operations.  As of June 30, 2012, the Company has not emerged from the development stage.   In view of  these  matters,  the  Company’s  ability  to  continue  as  a  going concern  is dependent  upon the Company’s ability to commence a commercially viable operation and  to achieve  a  level  of  profitability.   The  Company  intends  on  financing its  future  development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that  funds provided by operations  are  sufficient  to fund  working capital  requirements.   The

financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of  the  Company's  deferred  tax liabilities and assets as of June 30, 2012 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$          20,154

                   Equity instruments issued for compensation                   500

             Total deferred tax assets

            20,654

                   Less valuation allowance

           (20,654)

$          --====

Note 4 – Related Party Transaction:

The majority shareholder has advanced money, as necessary, for the purposes of operating cash flows.  The advances have not been formalized by notes, but are considered payable on demand.  There are no repayment terms or interest rates.  Amounts due as of June 30, 2012 are $300.

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

In June 2012, the Company issued an additional 12,000 shares of common stock for a cash consideration of $1,200.

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

Since our inception through June 30, 2012, we have not generated any revenues and have incurred a net loss of $20,654   Until May 2010, our only business activity was the formation of our corporate entity, creation of our business model, and analyzing the viability of our business, which included the development of our initial website. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and covering various filing fees and transfer agent fees to complete our early money raise through our offering. We believe that advertising revenues and small amounts of equity will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the six months ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2012