Form 10-K/A
period 2011-12-31
PLASTER CASTER INC.
filed 2012-09-20
CIK 1498286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from_________ to____________

Commission file number:

Plaster Caster Inc.

.

(Name of small business issuer in its charter)

Michigan

(State or other jurisdiction of incorporation

(I.R.S. Employer Identification

or organization)

No.)

1000 Country Club Ann Arbor MI 48105

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of March 1, 2012.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   669,850  as of March  1, 2012.

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

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated January 11, 2012 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the   Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

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

In their audit report dated January 11, 2012, our auditors expressed an opinion that substantial doubt exists as to whether or not we can continue as an ongoing business. Because our shareholder may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 18 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the "Audited Financial Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.  We require at least $35,000 in financing to execute our business plan which we do not have.  If we are unable to secure these funds, we will cease operations.

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

EMPLOYEES

As of December 31, 2011, we had a total of One Part -time employee. This part-time employee is not covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently maintain our executive offices at 1000 Country Club Ann Arbor, MI 48103

ITEM 3. LEGAL PROCEEDINGS.

The company is not  party to any legal proceedings .

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company intends to have a sponsoring market maker file a Form 211 with the NASDAQS Stock Market for a quotation on the over-the-

counter bulletin board. There can be no assurance that the Company’s securities will be quoted on the bulletin board or any other quotation medium.

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

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2011 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements relate to the allowance for doubtful accounts. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form l0-K for the year ended December 31, 2011.

Results of Operations

For the Years Ended December 31, 2011 and December 31, 2010

There was no revenue for the year ended December 31, 2011 or December 31, 2010 as the Company has had no business activity.

Selling, general and administrative expenses for the year ended December 31, 2011 was $1,532 and $0 for the year ended December 31, 2010.

Interest expense and financing costs for the years ended December 31, 2011  and December 31, 2010 was $0

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

Item 9A(T).     Controls and Procedures.

Disclosure Controls and Procedures

 Our President being the sole member of our management, in his capacity as our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2011), as is defined in Rule 13a-15(e) promulgated under the Securities

Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Our President conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

28

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

B. Significant employees. None

C. Family relationships. JD Klamka is the brother of Peter Klamka, the founder of Plaster Caster Inc.

D. There are no events that occurred during the past ten years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the registrant·

No petition has been filed under Federal bankruptcy laws or any state insolvency law.

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

·

Such registrant was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

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

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; ii.Engaging in any type of business practice; or iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal period ended December 31, 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

32.1

Certification

(1) Incorporated by reference from the Company’s Form 10SB filed September 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the audited fiscal period ended December 31, 2011, our principal accountants have billed approximately $1,500 (2010- $1,500) for the audit of our annual financial statements and Form 10-KSB and review of financial statements included in our Form 10-Q filings.

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

 March 30, 2012

s/s J.D Klamka

J.D Klamka, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE

TITLE

DATE

 ----------------

---------

---------

Chairman, President,

March 30, 2012

Secretary and

Chief Executive Officer

/s/ J.D KLAMKA

(Principal Executive

----------------------------

and Accounting Officer)

J.D KLAMKA

PLASTER CASTER INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

 Peter Messineo

Certified Public Accountant

1982 Otter Way Palm Harbor FL 34685

peter@pm-cpa.com

T   727.421.6268   F   727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Plaster Caster, Inc.

I have audited the balance sheets of Plaster Caster, Inc. as of December 31, 2011 and 2010 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years then ended and the period April 19, 2007 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Plaster Caster, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period April 19, 2007 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

January 11, 2012

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

CURRENT
Cash	$ 9,641	$ 18
Subscription receivable	-	-
	9,641	18

FIXED - AT COST
Computer equipment	1,167	-
Less: Accumulated depreciation	(19)	-

	1,148	-

TOTAL ASSETS	$ 10,789	$ 18

LIABILITIES AND STOCKHOLDER EQUITY

LIABILITIES
Accounts payable	$ 2,800	$ -
Due to shareholder	950	1,550

TOTAL LIABILITIES	3,750	1,550

STOCKHOLDER EQUITY
Commons shares, no par value, authorized - 1,000,000
- issued and outstanding -669,850(December 31, 2010 - 500,000)	17,485	500
RETAINED EARNINGS(DEFICIT)	(10,446)	(2,032)

TOTAL STOCKHOLDER EQUITY	7,039	(1,532)

TOTAL LIABILITIES AND STOCKHOLDER EQUITY	$ 10,789	$ 18

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			FROM
			INCEPTION
	YEAR ENDED		APRIL 19, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2011	2010	2011

REVENUE	$ -	$ -	$ -

EXPENSES
General and administrative	8,414	1,532	10,446

Total Expenses	8,414	1,532	10,446

NET INCOME(LOSS)	$ (8,414)	$ (1,532)	$ (10,446)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	528,553	500,000

NET INCOME(LOSS) PER SHARE	$ (0.02)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			INCEPTION
	YEAR ENDED		APRIL 19, 2007
	DECEMBER 31,		TO DECEMBER 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$ (8,414)	$ (1,532)	$ (10,446)
Adjustment to reconcile net loss to net cash
used in operating activities:			-
Issuance of common stock for services and expenses	-	-	500
Depreciation	19		19
Changes in operating assets and liabilities:
Accounts payable	2,800	-	2,800

Net cash used in operating activities	(5,595)	(1,532)	(7,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to)from an officer	(600)	1,550	950
Issuance of common stock	16,985	-	16,985

Net cash provided by financing activities	16,385	1,550	17,935
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(1,167)	-	(1,167)
Net cash used in investing activities	(1,167)	-	(1,167)

INCREASE (DECREASE) IN CASH	9,623	18	9,641
CASH, Beginning of year	18	-	-

CASH, End of year	$ 9,641	$ 18	$ 9,641
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2008 TO DECEMBER 31, 2011

	COMMON STOCK		ACCUMULATED
	SHARES	AMOUNT	DEFICIT	TOTALS

Balance - December 31, 2009	-	$ -	$ -	$ -

Common shares issued for cash	500,000	500	-	500

Net loss - December 31, 2010	-	-	(2,032)	(2,032)

Balance - December 31, 2010	500,000	500	(2,032)	(1,532)

Common shares issued for cash	169,850	16,985	-	16,985

Net loss - December 31, 2011	-	-	(8,414)	(8,414)

Balance - December 31, 2011	669,850	$ 17,485	$ (10,446)	$ 7,039

The accompanying notes are an integral part of these financial statements.

PLASTER CASTER INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2011 and 2010

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

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2005 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of January 1, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended December 31, 2011.

As of December 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted and no stock based compensation.

Note 2 – Going Concern:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2011 and 2010 and for the years then ended and for the period from inception through December 31, 2011, the Company has had no operations.  As of December 31, 2011, the Company has not emerged from the development stage.   In  view of  these  matters,  the  Company’s  ability  to  continue  as  a  going concern  is dependent  upon the Company’s ability to commence a commercially viable operation and  to achieve  a  level  of  profitability.   The  Company  intends  on  financing its  future  development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that  funds provided by operations  are  sufficient  to fund  working capital  requirements.   The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of  the  Company's  deferred  tax liabilities and assets as of December 31, 2011 are as follows:

 Deferred tax assets:

                   Federal and state net operating loss

$          9,946

                   Equity instruments issued for compensation

            500

             Total deferred tax assets

           10,446

                   Less valuation allowance

         (10,446)

$          --====

Note 4 – Related Party Transaction:

The majority shareholder has advanced money, as necessary, for the purposes of operating cash flows.  The advances have not been formalized by notes, but are considered payable on demand.  There are no repayment terms or interest rates.  Amounts due as of December 31, 2011 and 2010 are $950 and $1,550, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” (“ASU 2011-04”). This guidance contains certain updates to the fair value measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements, including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The provisions of this update are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company’s adoption of this standard did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

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